Form 10-K
period 1996-12-31
MONEY STORE TRUST 1996-B
filed 1997-03-31
CIK 1017681

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER 33-98734

        THE MONEY STORE INC. (AS REPRESENTATIVE UNDER A POOLING AND SERVICING AGREEMENT DATED AS OF MAY 31, 1996 PROVIDING FOR THE ISSUANCE OF TMS ASSET BACKED CERTIFICATES, SERIES 1996-B) AND EACH OF THE ORIGINATORS LISTED ON EXHIBIT A ATTACHED HERETO.

                             THE MONEY STORE INC.
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    NEW JERSEY                                         68-0391373
----------------------------                      (I.R.S. EMPLOYER
(STATE OR OTHER JURISDICTION                      IDENTIFICATION NO.)
OF INCORPORATION OR
ORGANIZATION)

2840 MORRIS AVENUE, UNION, NJ                                      07083
---------------------------------------                          ---------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                          (ZIP CODE)

                                 908-686-2000
            ------------------------------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE ON
               TITLE OF EACH CLASS                     WHICH REGISTERED
               -------------------                 ------------------------
                      NONE                                  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE
                               ---------------
                               (TITLE OF CLASS)

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES X     NO
                                               ---      ---
INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.   NOT APPLICABLE

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF
THE REGISTRANT.   NOT APPLICABLE
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF
COMMON STOCK, AS OF DECEMBER 31, 1996.    NOT APPLICABLE

THIS ANNUAL REPORT ON FORM 10-K IS FILED PURSUANT TO A REQUEST FOR NO-ACTION LETTER FORWARDED TO THE OFFICE OF CHIEF COUNSEL DIVISION OF CORPORATION FINANCING, DATED JUNE 18, 1993 AND THE RESPONSE OF THE SEC DATED AUGUST 4, 1993 TO THE NO-ACTION REQUEST.

                                    PART I

Item 1. BUSINESS
        --------
               Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

Item 2. PROPERTIES
        ----------
               Reference is made to the Annual Compliance Certificate attached as Exhibit 20 hereto.

               Reference is made to the Annual Statement attached as Exhibit 13 hereto.

Item 3. LEGAL PROCEEDINGS
        -----------------
               NONE

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
        -------------------------------------------------
               None

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

               There is no established trading market for Registrant's securities subject to this filing.

               Number of holders of record of the Certificates as of January 31, 1997: 256_

Item 6. SELECTED FINANCIAL DATA
        -----------------------

               Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

               Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

               Reference is made to the Annual Compliance Certificate attached as Exhibit 20 hereto.

               Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

               None.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

               Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

Item 11. EXECUTIVE COMPENSATION
         ----------------------

               Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

               The following information is furnished as of January 31, 1997 as to each Certificateholder of record of more than 5% of the
               Certificates:

                                                                             Amount of
                                                                             Notes of
                                              Name and Address               Beneficial     % of
Title of Class                                of Beneficial Owner            Owner          Class
 TMS Home Equity Loan Asset-Backed           Bankers Trust
 Certificates, Series 1996-B, Class A-1      c/o BT Services Tennessee, Inc. 12,235,000       7
                                             Custody Services
                                             648 Grassmere Park Road
                                             Nashville, TN 37211

                                             Boston Safe Deposit & Trust     16,325,000      10
                                             Co.  c/o Mellon Bank, N.A.
                                             Three Mellon Bank Center
                                             Room 153-3015
                                             Pittsburgh, PA 15259

                                             Fleet  Bank of  Massachusetts,  22,440,000      13
                                             N.A.
                                             c/o ADP Proxy Services
                                             51 Mercedes Way
                                             Edgewood, New York 11717

                                             Northern Trust Company          11,900,000       7
                                             801 S. Canal C-In
                                             Chicago, IL 60607

                                             PNC Bank, N.A./Pittsburgh       25,000,000      15
                                             One PNC Plaza, 9th Floor
                                             249 5th Avenue
                                             Pittsburgh, PA 15222-7707

                                             SSB-Custodian                   45,645,000      27
                                             Global Proxy Unit, A5NW
                                             P.O. Box 1631
                                             Boston, MA 02105-1631

 TMS Home Equity Loan Asset-Backed           Bankers Trust                    6,950,000       8
 Certificates, Series 1996-B, Class A-2      c/o BT Services Tennessee, Inc.
                                             Custody Services
                                             648 Grassmere Park Road
                                             Nashville, TN 37211

                                             Chase Manhattan Bank            29,860,000      35
                                             Two Chase Manhattan Plaza,
                                             5th Fl.
                                             New York, NY 10081

                                             The First National Bank of      10,200,000      12
                                             Maryland
                                             Trust Division-Operations
                                             Dept. 101-623
                                             25 S. Charles Street
                                             Baltimore, MD 21201

                                             Union Bank                      10,200,000      12
                                             530 B. Street, Suite 222
                                             San Diego, CA 92112

                                             Prudential Securities            5,000,000       6
                                             Incorporated
                                             111 8th Avenue, 4th Floor
                                             New York, NY 10011

 TMS Home Equity Loan Asset-Backed           The Bank of New York            10,750,000      13
 Certificates, Series 1996-B, Class A-3      925 Patterson Plank Road
                                             Secaucus, NJ 07094

                                             Bankers Trust                   17,198,000      20
                                             c/o BT Services Tennessee,
                                             Inc.
                                             Custody Services
                                             648 Grassmere Park Road
                                             Nashville, TN 37211

                                             Boston Safe Deposit & Trust     14,500,000      17
                                             Co.   c/o Mellon Bank, N.A.
                                             Three Mellon Bank Center
                                             Room 153-3015
                                             Pittsburgh, PA 15259

                                             Chase Manhattan Bank            13,000,000      15
                                             Two Chase Manhattan Plaza,
                                             5th Fl.
                                             New York, NY 10081

                                             Chase Manhattan Bank/Chemical   15,100,000      18
                                             Auto Settle Department
                                             4 New York Plaza, 4th Floor
                                             New York, NY 10081

                                             Northern Trust Company           6,525,000       8
                                             801 S. Canal C-In
                                             Chicago, IL 60607

                                             SSB-Custodian                    4,250,000       5
                                             Global Proxy Unit, A5NW
                                             P.O. Box 1631
                                             Boston, MA 02105-1631

 TMS Home Equity Loan Asset Backed           PNC Bank, N.A./Pittsburgh       90,870,000      95
 Certificates  Series 1996-B,                One PNC Plaza, 9th Floor
 Class A-4                                   249 5th Avenue
                                             Pittsburgh, PA 15222-7707

 TMS Home Equity Loan Asset-Backed           Bankers Trust Company           23,425,000      15
 Certificates                                Custody Services
 Series 1996-B, Class A-5                    c/o BT Services Tennessee Inc.
                                             648 Grassmere Park Road
                                             Nashville, TN 37211

                                             Boston Safe Deposit & Trust Co.  25,675,000     16
                                             c/o Mellon Bank N.A.
                                             Three Mellon Bank Center
                                             Room 153-3015
                                             Pittsburgh, PA 15259

                                             Investors Bank & Trust/M.F.     19,538,000     12
                                             Custody
                                             89 South Street, 6th Fl.
                                             Corp. Action Dept.
                                             Boston, MA 02111

                                             Northern Trust Company          28,040,000     18
                                             801 S. Canal C-In
                                             Chicago, IL 60607

                                             SSB-Custodian                   26,760,000     17
                                             Global Proxy Unit, A5NW
                                             P.O. Box 1631
                                             Boston, MA 02105-1631

 TMS Home Equity Loan Asset-Backed           Boston Safe Deposit & Trust Co.  3,000,000      5
 Certificates                                c/o Mellon Bank N.A.
 Series 1996-B, Class A-6                    Three Mellon Bank Center
                                             Room 153-3015
                                             Pittsburgh, PA 15259

                                             Chase Manhattan Bank            15,267,000     34
                                             Two Chase Manhattan Plaza,
                                             5th Fl.
                                             New York, NY 10081

                                             Chase Manhattan Bank/Chemical   16,100,000     24
                                             Auto Settle Department
                                             4 New York Plaza, 4th Floor
                                             New York, NY 10081

                                             NBD Bank                        17,000,000     26
                                             611 Woodward Avenue
                                             Detroit, Michigan 48226

                                             PNC Bank, N.A./Pittsburgh        5,800,000      9
                                             One PNC Plaza, 9th Floor
                                             249 5th Avenue
                                             Pittsburgh, PA 15222-7707

                                             SSB-Custodian                    4,920,000      7
                                             Global Proxy Unit, A5NW
                                             P.O. Box 1631
                                             Boston, MA 02105-1631

 TMS Home Equity Loan Asset-Backed           Bankers Trust                   10,052,000     10
 Certificates                                c/o BT Services Tennessee Inc.
 Series 1996-B, Class A-7                    Custody Services
                                             648 Grassmere Park Road
                                             Nashville, TN 37211

                                             Boston Safe Deposit & Trust Co.  6,300,000      6
                                             c/o Mellon Bank N.A.
                                             Three Mellon Bank Center
                                             Room 153-3015
                                             Pittsburgh, PA 15259

                                             Chase Manhattan Bank             6,375,000      6
                                             Two Chase Manhattan Plaza,
                                             5th Fl.
                                             New York, NY 10081

                                             Corestates Bank, N.A.           14,670,000     15
                                             P.O. Box 7618 F.C. #1-9-1-21
                                             Philadelphia, PA 19106-7618

                                             The First National Bank of       5,425,000      5
                                             Boston
                                             c/o ADP Proxy Services
                                             51 Mercedes Way
                                             Edgewood, NY 11717

                                             M & I Marshall & Iisley Bank    20,000,000     20
                                             Marshall & Iisley Trust Co.
                                             1000 North Water Street
                                             P.O. Box 2977
                                             Milwaukee, WI 53202

                                             SSB-Custodian                   16,285,000     16
                                             Global Proxy Unit, A5NW
                                             P.O. Box 1631
                                             Boston, MA 02105-1631

 TMS Home Equity Loan Asset-Backed           The Bank of New York             5,125,000      5
 Certificates                                925 Patterson Plank Road
 Series 1996-B, Class A-8                    Secaucus, New Jersey 07094

                                             Bear Stearns Securities          5,000,000      5
                                             Corp./Portal
                                             One Metrotech Center North
                                             4th Floor
                                             Brooklyn, NY 11201-3862

                                             Boston Safe Deposit & Trust     20,471,000     19
                                             Co.
                                             c/o Mellon Bank N.A.
                                             Three Mellon Bank Center
                                             Room 153-3015
                                             Pittsburgh, PA 15259

                                             Chase Manhattan Bank            49,342,000     46
                                             Two Chase Manhattan Plaza,
                                             5th Fl.
                                             New York, NY 10081

 TMS Home Equity Loan Asset-Backed           Chase Manhattan Bank             9,139,000     13
 Certificates                                Two Chase Manhattan Plaza,
 Series 1996-B, Class A-9                    5th Fl.
                                             New York, NY 10081

                                             Chase Manhattan Bank/Chemical   42,000,000     62
                                             Auto Settle Department
                                             4 New York Plaza, 4th Floor
                                             New York, NY 10081

                                             Citicorp Services Inc.           3,700,000      5
                                             P.O. Box 30576
                                             Tampa, FL 33630-3575

                                             Compass Bank-ALFA                5,000,000      7
                                             701 South 32nd Street
                                             Birmingham, AL 35233

                                             The Fifth Third Bank             5,000,000      7
                                             Dept. 00850 - Proxy
                                             38 Fountain Square Plaza
                                             Cincinatti, OH 45263

 TMS Home Equity Loan Asset-Backed           Bankers Trust                    8,000,000      6
 Certificates                                c/o BT Services Tennessee Inc.
 Series 1996-B, Class A-10                   Custody Services
                                             648 Grassmere Park Road
                                             Nashville, TN 37211

                                             Chase Manhattan Bank            43,000,000     34
                                             Two Chase Manhattan Plaza,
                                             5th Fl.
                                             New York, NY 10081

                                             Marine Treasury Investments     11,500,000      9
                                             140 Broadway - Level A
                                             New York, NY 10015

                                             Republic National Bank of New   12,400,000     10
                                             York
                                             Investment Account
                                             One Hanson Place, Lower Level
                                             Brooklyn, NY 11243

                                             The Bank of California          18,000,000     14
                                             Safekeeping Department
                                             475 Sansome Street, 11th Floor
                                             San Francisco, CA 94145

 TMS Home Equity Loan Asset-Backed           TMS Home Equity Loan             5,000,000      8
 Certificates                                Asset-Backed Certificates
 Series 1996-B, Class A-11                   Series 1996-B, Class A-12

                                             Bank One Trust Company N.A.      5,000,000      8
                                             235 W. Schrock Road
                                             Westerville, OH 43081-0393

                                             Lehman Brothers, Inc.           25,000,000      2
                                             c/o BSSC Attn: proxy Dept.
                                             P.O. Box 29198
                                             Brooklyn, NY 11202-9198

                                             LBI-Lehman Government           42,300,000     64
                                             Securities Inc.
                                             200 Vesey Street
                                             New York, NY 10285

                                             Wilmington Trust Co.             6,000,000      9
                                             Rodney Square North
                                             1100 North Market Street
                                             Wilmington, DE 19890-0001

 TMS Home Equity Loan Asset-Backed           Bankers Trust                    6,958,000     37
 Certificates                                c/o BT Services Tennessee Inc.
 Series 1996-B, Class A-12                   Custody Services
                                             648 Grassmere Park Road
                                             Nashville, TN 37211

                                             Citicorp Services Inc.           2,750,000     15
                                             P.O. Box 30576
                                             Tampa, FL 33630-3576

                                             Harris Trust & Savings Bank      7,250,000     38
                                             Proxy Operations
                                             111 West Monroe Street, 1130
                                             Chicago, IL 60690

                                             Norwest Bank Minnesota          2,000,000      11
                                             National Association
                                             733 Marquette Avenue
                                             Minneapolis, MN 55479-0056

 TMS Home Equity Loan Asset-Backed          The Bank of New York            20,764,000      45
 Certificates                               925 Patterson Plank Road
 Series 1996-B, Class A-13                  Secaucus, New Jersey 07094

                                             Bankers Trust Company           2,574,000       6
                                             c/o BT Services Tennessee Inc.
                                             Custody Services
                                             648 Grassmere Park Road
                                             Nashville, TN 37211

                                             Boston Safe Deposit & Trust     3,000,000       6
                                             Co.
                                             c/o Mellon Bank N.A.
                                             Three Mellon Bank Center
                                             Room 153-3015
                                             Pittsburgh, PA 15259

                                             LBI-Lehman Government          12,521,000      27
                                             Securities Inc.
                                             200 Vesey Street
                                             New York, NY 10285

                                             SSB-Custodian                   5,000,000      11
                                             Global Proxy Unit, A5NW
                                             P.O. Box 1631
                                             Boston, MA 02105-1631

 TMS Home Equity Loan Asset-Backed           The Bank of New York              676,000       5
 Certificates                                925 Patterson Plank Road
 Series 1996-B, Class A-14                   Secaucus, New Jersey 07094

                                             Bankers Trust Company           4,840,000      34
                                             c/o BT Services Tennessee Inc.
                                             Custody Services
                                             648 Grassmere Park Road
                                             Nashville, TN 37211

                                             Chase Manhattan Bank            1,431,000      10
                                             Two Chase Manhattan Plaza,
                                             5th Fl.
                                             New York, NY 10081

                                             Investors Bank & Trust/M.F.     5,000,000      35
                                             Custody
                                             89 South Street 6th Fl.
                                             Corp. Action Dept.
                                             Boston, MA 02111

 TMS Home Equity Loan Asset-Backed           Bankers Trust Company           9,415,000      46
 Certificates                                c/o BT Services Tennessee Inc.
 Series 1996-B, Class A-15                   Custody Services
                                             648 Grassmere Park Road
                                             Nashville, TN 37211

                                             LBI-Lehman Government           3,714,000      18
                                             Securities Inc.
                                             200 Vesey Street
                                             New York, NY 10285

                                             SSB-Custodian                   7,235,000      36
                                             Global Proxy Unit, A5NW
                                             P.O. Box 1631
                                             Boston, MA 02105-1631

 TMS Home Equity Loan Asset-Backed           Bankers Trust Company           3,450,000      17
 Certificates                                c/o BT Services Tennessee Inc.
 Series 1996-B, Class A-16                   Custody Services
                                             648 Grassmere Park Road
                                             Nashville, TN 37211

                                             Chase Manhattan Bank            5,000,000      25
                                             Two Chase Manhattan Plaza,
                                             5th Fl.
                                             New York, NY 10081

                                             Northern Trust Company          3,000,000      15
                                             801 S. Canal C-In
                                             Chicago, IL 60607

                                             SSB-Custodian                   4,475,000      22
                                             Global Proxy Unit, A5NW
                                             P.O. Box 1631
                                             Boston, MA 02105-1631

                                             First Bank, N.A.                2,200,000      11
                                             c/o ICE Proxy Services
                                             71 Executive Blvd.
                                             Farmingdale, NY 11735

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------
               (a)    None

               (b)-(d)Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.

                                            PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

               1. The consolidated financial statements of MBIA Insurance Corporation (the surety provider for TMS Home Equity Loan Asset Backed Certificates, Series 1996-B) and subsidiaries contained in the annual report on form 10-K for the year ended December 31, 1996 which has been filed with the SEC by MBIA Inc. on March 27, 1997 is hereby incorporated herein by reference.

               2.     Not Applicable

               3.  Exhibits
                   --------
               13.    Annual Statement

               20.    Annual Compliance Certificate

               99. Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's anagement Assertion, and attached as Exhibit 99 hereto.

               (b)-(d)Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated June 18, 1993 and the response of the SEC dated August 4, 1993 to the no-action request.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 27th day of March, 1997.

THE MONEY STORE INC., as Representative

BY: /s/ Marc Turtletaub
    ----------------------------------
    MARC TURTLETAUB
    PRESIDENT AND
    CHIEF EXECUTIVE OFFICER

BY: /s/ Morton Dear
    ----------------------------------
    MORTON DEAR
    EXECUTIVE VICE PRESIDENT
    CHIEF FINANCIAL OFFICER
    (PRINCIPAL FINANCIAL OFFICER)

BY: /s/ James K. Ransom
    ----------------------------------
    JAMES K. RANSOM
    VICE PRESIDENT
    (PRINCIPAL ACCOUNTING OFFICER)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the day of March 27th, 1997.

BY: /s/ Alan Turtletaub
    ----------------------------------
    ALAN TURTLETAUB
    EXECUTIVE VICE PRESIDENT
    CHAIRMAN OF THE BOARD OF DIRECTORS

BY: /s/ Marc Turtletaub
    ----------------------------------
    MARC TURTLETAUB
    PRESIDENT AND
    CHIEF EXECUTIVE OFFICER
    DIRECTOR

BY: /s/ Morton Dear
    ----------------------------------
    MORTON DEAR
    EXECUTIVE VICE PRESIDENT
    CHIEF FINANCIAL OFFICER
    (PRINCIPAL FINANCIAL OFFICER)
    DIRECTOR

BY: /s/ Harry Puglisi
    ----------------------------------
    HARRY PUGLISI
    TREASURER
    DIRECTOR

                                  Schedule A

                              List of Originators
                              --------------------

                                    1996-B
                                    ------


                        The Money Store/Minnesota Inc.
                           The Money Store/D.C. Inc.
                         The Money Store/Kentucky Inc.
                       The Money Store Home Equity Corp.
                               TMS Mortgage Inc.